Form 10QSB
period 1999-12-31
TRIWEST MANAGMEENT RESOURCES CORP
filed 2000-02-15
CIK 1088204

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
                                 For the quarterly period ended December 31,1999

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
                                   For the transition period from_____to______ Commission file number 000-27103



              (Exact name of small business issuer in its charter)



            Nevada                                      98-0204700
--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 Incorporation or organization)


      Suite 106, 1460 Pandosy Street, Kelowna, British Columbia, Canada V1Y IP3
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (250) 868-8445
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 1999:
                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No_X_

         This document consists of 14 pages, excluding exhibits. The Exhibit Index is on page 13.

                      TRIWEST INTERNATIONAL HOLDINGS, INC.

                                      INDEX

Part I - Financial Information

         Item 1.  Financial Statements .....................................   3

         Item 2.  Plan of Operations .......................................   8

Part II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K .........................  13

                  Signatures ...............................................  14

                    TRIWEST MANAGEMENT RESOURCES CORPORATION
                         (A Development Stage Company)

                         Index to Financial Statements

PART I - FINANCIAL INOFRMATION

  Item 1. Financial Statements*
                                                                            Page

Condensed balance sheet, December 31, 1999 (unaudited)....................     4

Condensed statements of operations for the three months ended December
     31, 1999 and 1998,  for the nine months  ended  December 31, 1999 and 1998, and from July 18, 1997 (inception) through December 31,
     1999 (unaudited) ....................................................     5

Condensed  statements of cash flows for the nine months ended December
     31,  1999 and 1998,  and from July 18, 1997  (inception)  through
     December 31, 1999 (unaudited) .......................................     6

Notes to condensed financial statements ..................................     7


*The accompanying   condensed   financial  statements  are  not  covered  by  an
 Independent Certified Public Accountant's report

Part I. Item 1. Financial Information

                    TRIWEST MANAGEMENT RESOURCES CORPORATION
                         (A Development Stage Company)

                            CONDENSED BALANCE SHEET

                                  (Unaudited)

                               December 31, 1999


                                     ASSETS

                                                TOTAL ASSETS  $        --
                                                              ============
                    LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES
  Accounts payable and accrued liabilities................... $      3,126
                                                              ------------
                                           TOTAL LIABILITIES         3,126
                                                              ------------
SHAREHOLDERS'  (DEFICIT)
  Common stock, $.0001 par value, 100,000,000 shares
     authorized, 500,000 shares issued and outstanding
     (See Note B)............................................           50
  Additional paid-in capital.................................        7,505
  Deficit accumulated during the development stage...........      (10,681)
                                                              ------------
                               TOTAL SHAREHOLDERS' (DEFICIT)  $      3,126
                                                              ------------
                                                              $        --
                                                              ============


            See accompanying notes to condensed financial statements

                                   TRIWEST MANAGEMENT RESOURCES CORPORATION
                                        (A Development Stage Company)

                                      CONDENSED STATEMENTS OF OPERATIONS
                                                 (Unaudited)


                                                                                                July 18, 1997
                                             Three Months Ended          Nine Months Ended        (inception)
                                          --------------------------  -------------------------     Through
                                          December 31,  December 31,  December 31,  December 31,  December 31,
                                              1999          1998          1999          1998         1999
                                           ---------     ---------     ---------     ---------     ---------
COSTS AND EXPENSES
    Legal fees .........................   $   2,687     $    --       $   6,031     $    --       $   6,031
    Accounting fees ....................         733          --           2,501          --           2,501
    General and administrative .........        --            --           1,130          --           1,130
    Printing costs .....................         969          --             969          --             969
    Stock-based compensation for
        organizational costs (Note B) ..        --            --            --            --              50
                                           ---------     ---------     ---------     ---------     ---------
                    LOSS FROM OPERATIONS      (4,389)         --         (10,631)         --         (10,681
                                           ---------     ---------     ---------     ---------     ---------

INCOME TAX BENEFIT (EXPENSE) (NOTE C)
    Current tax benefit ................         836          --           2,024          --           2,033
    Deferred tax expense ...............        (836)         --          (2,024)         --          (2,033
                                           ---------     ---------     ---------     ---------     ---------

                                NET LOSS   $  (4,389)    $    --       $ (10,631)    $    --       $ (10,681
                                           =========     =========     =========     =========     =========
    BASIC AND DILUTED
       LOSS PER COMMON SHARE ...........   $     *       $     *       $     *       $     *       $     *
                                           =========     =========     =========     =========     =========
    BASIC AND DILUTED WEIGHTED AVERAGE
       COMMON SHARES OUTSTANDING .......     500,000       500,000       500,000       500,000        500,00
                                           =========     =========     =========     =========     =========

      *  Less than  01 per share
                             See accompanying notes to condensed financial statements


                                   TRIWEST MANAGEMENT RESOURCES CORPORATION
                                         (A Development Stage Company)


                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                                 July 18, 1997
                                                                          Nine Months Ended       (inception)
                                                                     ---------------------------    Through
                                                                     December 31,   December 31,  December 31,
                                                                         1999          1998           1999
                                                                       -------        -------        -------
OPERATING ACTIVITIES
          Net loss ................................................   $(10,631)       $   --         $(10,681)

          Non-cash transactions:
             Stock-based compensation for
                 organizational costs (Note B)  ...................       --              --               50
          Changes in operating assets and liabilities:
             Accounts payable and accrued liabilities .............      3,126            --            3,126
                                                                      --------        -------        --------
                                                 NET CASH (USED IN)
                                               OPERATING ACTIVITIES   $ (7,505)       $   --         $ (7,505)
                                                                      --------        -------        --------
FINANCING ACTIVITIES
          Third party expenses paid by affiliate on
             behalf of the company, recorded as
             additional-paid-in capital ...........................      7,505            --            7,505
                                                                      --------        -------        --------
                                              NET CASH PROVIDED BY
                                               FINANCING ACTIVITIES      7,505            --            7,505
                                                                      --------        -------        --------
                                                 NET CHANGE IN CASH       --              --             --
             Cash, beginning of period ............................       --              --             --
                                                                      --------        -------        --------
                                                CASH, END OF PERIOD   $   --          $   --         $   --
                                                                      ========        =======        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
          Interest ................................................   $   --          $   --         $   --
                                                                      ========        =======        ========
          Income taxes ............................................   $   --          $   --         $   --
                                                                      ========        =======        ========


Non-cash financing activities:
             500,000 shares common stock
                 issued for services ..............................   $   --          $   --         $     50
                                                                      ========        =======        ========

                             See accompanying notes to condensed financial statements

                    TRIWEST MANAGEMENT RESOURCES CORPORATION
                          (A Development Stage Company)


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended March 31, 1999 as filed in its form 10-SB filed November 22, 1999 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on July 18, 1997 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

NOTE B: RELATED PARTY TRANSACTIONS

The Company has issued an officer 500,000 shares of common stock in exchange for services related to management and organization costs of $50. The officer will provide administrative and marketing services as needed. The officer may, from time to time, advance to the Company any additional funds that the Company needs for costs in connection with searching for or completing an acquisition or merger.

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended December 31, 1999 the Company incurred legal expense of $2,687, accounting expense of $733, and printing expense of $969. For the nine months ended December 31, 1999 the Company incurred legal expense of $6,031, accounting expense of $2,501, general and administrative costs of $1,130, and printing costs of $969. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                    TRIWEST MANAGEMENT RESOURCES CORPORATION

                                PLAN OF OPERATION

         The Company intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding such an acquisition. As soon as this registration statement becomes effective under Section 12 of the '34 Act, we intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

         Depending upon the nature of the relevant business opportunity and the applicable state statutes governing the manner in which the transaction is structured, the Company's Board of Directors expects that it will provide the Company's shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation. Such disclosure is expected to be in the form of a proxy or information statement.

         While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. As part of the negotiation process, the Board of Directors does intend to obtain certain assurances of value, such as statements of assets and liabilities, material contracts, accounts receivable statements, or other indicia of the target entity's condition prior to consummating such a transaction, with further assurances that an audited statement would be provided within sixty days after closing. Closing documents will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

         Due to the Company's intent to remain a shell corporation until a merger or acquisition candidate is identified, it is anticipated that its cash requirements shall be minimal, and that all necessary capital, to the extent required, will be provided by the directors or officers. The Company does not anticipate that it will have to raise capital in the next twelve months. The Company also does not expect to acquire any plant or significant equipment.

         The  Company  has  not,  and  does  not  intend  to  enter  into,   any
arrangement, agreement or understanding with non-management shareholders under which non-management shareholders may directly or indirectly participate in or influence the management of the Company. Management currently holds 60.8% of the outstanding stock in the Company. As a result, management is in a position to elect a majority of the directors and to control the Company's affairs.

         The Company has no full time employees. Our President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 5 hours each per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. The Company does not expect any significant changes in the number of employees. See "Directors, Executive Officers, Promoters and Control Persons - Conflicts of Interest".


         Our officers and directors may become involved with other companies who have a business purpose similar to that of the Company. As a result, potential conflicts of interest may arise in the future. If such a conflict does arise and an officer or director of the Company is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to the Company or another "blank check" company they are affiliated with, they will disclose the opportunity to all such companies. If a situation arises in which more than one company desires to merge with or acquire that target company and the principals of the proposed target company have no preference as to which company will merge with or acquire such target company, the company which first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction. See "Risk Factors - Affiliation With Other "Blank Check" Companies" and "Management."

General Business Plan

         The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Part F/S, Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

         The Company may seek a business opportunity with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         We have, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The '34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the '34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their "due diligence" investigation. To the extent possible, the Company intends to utilize written reports and personal investigations to evaluate the above factors. We will not acquire or merge with any company that cannot provide audited financial statements within a reasonable period of time after closing of the proposed transaction.

         Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, except for our legal counsel and accountants, will be utilized by the Company to effectuate its business purposes. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. We have no contracts or agreements with any outside consultants and none are contemplated.

         We will not restrict our search for any specific kind of firms, but may acquire a venture that is in its preliminary or development stage or is already operating. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. Furthermore, we do not intend to seek capital to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated a merger or acquisition.

         It is anticipated that the Company will incur nominal expenses in the implementation of its business plan. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company, for a minimum of twelve months from the date of this registration statement. If additional funding is necessary, management and or shareholders will continue to provide capital or arrange for additional outside funding. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has no agreements with the Company that would impede or prevent consummation of a proposed transaction. There is no assurance, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required reconsider its business strategy, which could result in the dissolution of the Company.

Acquisition of Opportunities

         In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders. Furthermore, management may negotiate or otherwise consent to the purchase of all or a portion its stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until a merger or acquisition is consummated, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

         While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

         As part of the Company's "due diligence" investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

         With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

         We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties, will specify certain events of default, will detail the terms of closing and the conditions that must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

         As stated previously, we will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to the reporting requirements of the '34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the '34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Year 2000 Disclosure

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has no assets, including any personal property such as computers, it is not anticipated that we will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on us after we successfully consummate a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is consummated.

Competition

         The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

                                LEGAL PROCEEDINGS

         There is no litigation pending or threatened by or against the Company.

                    TRIWEST MANAGEMENT RESOURCES CORPORATION

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit No.       Description

         3.1*              Articles of Incorporation

         3.2*              Amendment to Articles of Incorporation

         3.3*              Bylaws

         4.1*              Specimen Informational Statement

         4.1.1*            Form of Lock-up Agreement Executed by the
                           Company's Shareholders
        27.1               Financial Data Schedule

*Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated August 20, 1999, and incorporated herein by this reference.

Reports on Form 8-K

         None

                     TRIWEST MANAGEMENT RESOURCES CORPORATION

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         QUIKSILVER INTERNATIONAL HOLDINGS, INC.

Date: February 12, 2000                   By: /s/ Devinder Randhawa
                                              ---------------------
                                              Devinder Randhawa, President


                                          By: /s/ Bob Hemmerling
                                              ---------------------
                                              Bob Hemmerling, Secretary