Form 10KSB
period 2000-03-31
TRIWEST MANAGMEENT RESOURCES CORP
filed 2000-06-30
CIK 1088204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2000

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


                        Commission file Number: 000-27103

                       TRIWEST MANAGEMENT RESOURCES CORP.
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   98-0204700
                     (I.R.S. Employer Identification Number)

                                   Suite 1500
                             885 West Georgia Street
                           Vancouver, British Columbia
                                     V6C 3E8
                    (Address of principal executive offices)

                                  (604)687-0717
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:


Title of Each Class                    Name of Each Exchange on which Registered
-------------------                    -----------------------------------------

Common Stock, $0.0001 par value        Not yet listed or quoted


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $Nil.

As of March 31, 2000, there were 500,000 shares of the Issuer's common stock issued and outstanding and the aggregate market value of such common stock held by non-affiliates (196,000 shares) was approximately $Nil as the Issuer's shares are not yet traded on a public market.

Transitional Small Business Disclosure Format (Check one):  Yes     ; No   X
                                                                ----     -----

                                     PART I
                                    BUSINESS

Item 1 - Description of Business

Triwest Management Resources Corp. (referred to as "us," "we" or "our"), was incorporated on July 18, 1997 under the laws of the State of Nevada to engage in any lawful corporate purpose. Other than issuing shares to our shareholders, we never commenced any other operational activities. We can be defined as a "blank check" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The proposed business activities classifies us as a "blank check" company. The Securities and Exchange Commission defines these companies as "any development stage company that is issuing a penny stock (within the meaning of section 3
(a)(51) of the Securities Exchange Act of 1934) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully implemented our business plan. We comply with the periodic reporting requirements of the Securities Exchange Act of 1934.

Item 2 - Description of Property

The Issuer operates from its offices at Suite 1500, 885 West Georgia Street, Vancouver, British Columbia, V6C 3E8, Canada. Space is provided to the Issuer on a rent free basis by Mr. Jason John, a director of the Issuer, and it is anticipated that this arrangement will remain until we successfully consummate a merger or acquisition. Management believes that this space will meet our needs for the foreseeable future. The Issuer owns no real property.

Item 3 - Legal Proceedings

The Issuer is not a party to any pending or threatened legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year-ended March 31, 2000.

                                     PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

         (A)      Market Information

                  No public market currently exists for the Issuer's shares.

         (B)      Stockholders

                  The Issuer has 10 holders of record of its common shares.

                  No dividends have been declared on the Issuer's common shares. There are no restrictions that limit the ability to pay dividends on the Issuer's common shares.

Item 6 - Plan of Operation

(A)      PLAN OF OPERATION

We seek to acquire assets or shares of a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger with us as of the date of this filing.

Depending upon the nature of the relevant business opportunity and the applicable state statutes governing how the transaction is structured, the Issuer's Board of Directors expects that it will provide our shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation. Disclosure is expected to be in the form of a proxy or information statement.

We will remain a shell corporation until a merger or acquisition candidate is identified. It is anticipated that our cash requirements will be minimal, and that all necessary capital, to the extent required, will be provided by the directors or officers. We do not anticipate that we will have to raise capital in the next twelve months. We also do not expect to acquire any plant or significant equipment.

We have not, and do not intend to enter into, any arrangement, agreement or understanding with non-management shareholders allowing non-management shareholders to directly or indirectly participate in or influence our management of the Issuer. Management currently holds 60.8% of our stock. As a result, management is in a position to elect a majority of the directors and to control our affairs.

We have no full time employees. Our President and Secretary has agreed to allocate a portion of his time to our activities, without compensation. This officer anticipates that our business plan can be implemented by his devoting approximately five (5) hours each per month to our business affairs and, consequently, conflicts of interest may arise with respect to their limited time commitment. We do not expect any significant changes in the number of employees.

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have been a blank check company since incorporation and have no revenue.

Our purpose is to acquire an interest in business opportunities presented by persons or firms that seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is general and is not meant to restrict our discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders.

We may seek a business opportunity with companies that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We anticipate that the selection of a business opportunity will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. The perceived benefits may include facilitating or improving the terms for additional equity financing that may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of these business opportunities extremely difficult and complex.

We have, and will continue to have, no capital to provide to the owners of business opportunities. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSBs, 10-Q's or 10-QSBs, agreements and related reports and documents. The '34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the '34 Act. Nevertheless, the officers and directors of the Issuer have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider:

         *        the available technical, financial and managerial resources;

         *        working capital and other financial requirements;

         *        history of operations, if any;

         *        prospects for the future;

         *        nature of present and expected competition;

         * the quality and experience of management services that may be available and the depth of that management;

         *        the   potential   for  further   research,   development,   or
                  exploration;

         * specific risk factors not now foreseeable but which could be anticipated to impact our proposed activities;

         *        the potential for growth or expansion;

         *        the potential for profit;

         * the perceived public recognition of acceptance of products, services, or trades;

         *        name identification; and

         *        other relevant factors.

Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their "due diligence" investigation. To the extent possible, the Issuer intends to utilize written reports and personal investigations to evaluate businesses. We will not acquire or merge with any company that cannot provide audited financial statements within a reasonable period of time after closing of the proposed transaction.

Our management will rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. We do not anticipate that any outside consultants or advisors, except for our legal counsel and accountants, will be utilized by us to accomplish our business purposes. However, if we do retain an outside consultant or advisor, any cash fee will be paid by the prospective merger/acquisition candidate, as we have no cash assets. We have no contracts or agreements with any outside consultants and none are contemplated.

We will not restrict our search for any specific kind of firms, and may acquire a venture that is in its preliminary or development stage or is already operating. We cannot predict the status of any business in which we may become engaged, because the business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages that we may offer. Furthermore, we do not intend to seek capital to finance the operation of any acquired business opportunity until we have successfully consummated a merger or acquisition.

We anticipate that we will incur nominal expenses in the implementation of our business plan. Because we have no capital to pay these anticipated expenses, present management will pay these charges with their personal funds, as interest free loans, for a minimum of twelve months from the date of this registration statement. If additional funding is necessary, management and or shareholders will continue to provide capital or arrange for additional outside funding. However, the only opportunity that management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has no agreements with us that would impede or prevent consummation of a proposed transaction. We cannot assure, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required reconsider its business strategy, which could result in our dissolution.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders. Furthermore, management may negotiate or consent to the purchase of all or a portion of our stock. Any terms of sale of the shares presently held by officers and/or directors will be also afforded to all other shareholders on similar terms and conditions. Any and all sales will only be made in compliance with the securities laws of the United States and any applicable state.

While the actual terms of a future transaction cannot be predicted, it is expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In that event, the shareholders of the Issuer would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of the shareholders.

As part of the "due diligence" investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of our limited financial resources and management expertise. How we will participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the parties, the management of the target company and our relative negotiation strength.

Negotiations with target company management are expected to focus on the percentage of our company that the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon the target company's assets and liabilities, our shareholders will probably hold a substantially lesser percentage ownership interest following any merger or acquisition. Percentage ownership may be subject to significant reduction in the event we acquire a company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our remaining shareholders.

We will participate in a business opportunity only after the negotiation and signing of appropriate written agreements. Although we cannot predict the terms of the agreements, generally the agreements will require some specific representations and warranties by all of the parties, will specify certain events of default, will detail the terms of closing and the conditions that must be satisfied by each of the parties before and after the closing.

We will not acquire or merge with any entity that cannot provide independent audited financial statements concurrent with the closing of the proposed transaction. We are subject to the reporting requirements of the '34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable) and quarterly reports on Form 10-Q (or 10-QSB, as applicable). If the audited financial statements are not available at closing, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of our present management. If the transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

Competition

We are an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we do. In view of our extremely limited financial resources and limited management availability we will continue to be at a significant competitive disadvantage compared to our competitors.

Item 7 - Financial Statements




                    TRIWEST MANAGEMENT RESOURCES CORPORATION


                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS

                                      With

                          INDEPENDENT AUDITORS' REPORT

                                 March 31, 2000



















                                  Prepared By:

                           Cordovano and Harvey, P.C.
                          Certified Public Accountants
                                Denver, Colorado

To the Board of Directors and Shareholders
Triwest Management Resources Corporation

                          INDEPENDENT AUDITORS' REPORT

We have audited the balance sheet of Triwest Management Resources Corporation (a development stage company) as of March 31, 2000 and the related statements of operations, shareholders' equity and cash flows for the year ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triwest Management Resources Corporation as of March 31, 2000, and the related statements of operations and cash flows for the year ended March 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has a substantial dependence on the success of its development stage activities, significant losses since inception, lack of liquidity, and a working capital deficiency at March 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note
A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Cordovano and Harvey, P.C
Denver, Colorado
June 19, 2000

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Triwest Management Resources Corporation (a development stage company) as of March 31, 1999 (not separately included herein) and the related statements of income, shareholders' deficit, and cash flows for the year ended March 31, 1999 and from July 23, 1997 (inception) through March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triwest Management Resources Corporation as of March 31, 1999, and the related statements of operations and cash flows for the years ended March 31, 1999 and 1998, and for the period from July 23, 1997 (inception) through March 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 (not separately included herein), the Company is in the development stage and has no operations as of March 31, 1999. The deficiency in working capital as of March 31, 1999 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 5 (not separately included herein). The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




/s/Kish, Leake, and Associates, P.C.
Certified Public Accountants
Englewood, Colorado
June 24, 1999

                    TRIWEST MANAGEMENT RESOURCES CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET


                                 March 31, 2000

                                     ASSETS

                                                                     TOTAL ASSETS                  $     -
                                                                                  =========================

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES
      Accounts payable and accrued liabilities ..................................                  $ 1,570
                                                                                  -------------------------
                                                                TOTAL LIABILITIES                    1,570
                                                                                  -------------------------

SHAREHOLDERS'  (DEFICIT)
      Common stock, $.0001 par value, 100,000,000 shares
         authorized, 500,000 shares issued and outstanding ......................                       50
      Additional paid-in capital ................................................                   16,009
      Deficit accumulated during the development stage ..........................                  (17,629)
                                                                                  -------------------------
                                                     TOTAL SHAREHOLDERS' (DEFICIT)                  (1,570)
                                                                                  -------------------------
                                                                                                   $     -
                                                                                  =========================




                See accompanying notes to financial statements.

                    TRIWEST MANAGEMENT RESOURCES CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                            July 18, 1997
                                                                   Year Ended                                 (inception)
                                                ----------------------------------------------------            Through
                                                       March 31,                   March 31,                   March 31,
                                                         2000                        1999                        2000
                                                ------------------------    ------------------------    ------------------------
                                                                                                              (unaudited)
COSTS AND EXPENSES
     Legal fees ...........................                   $   9,553                    $      -                    $  9,553
     Accounting fees ......................                       2,108                       1,623                       3,731
     Licenses and fees ....................                         170                           -                         170
     Printing costs .......................                       4,125                                                   4,125
     Stock-based compensation for
         organizational costs (Note B) ....                           -                           -                          50
                                                ------------------------    ------------------------    ------------------------
                       LOSS FROM OPERATIONS                     (15,956)                     (1,623)                    (17,629)
                                                ------------------------    ------------------------    ------------------------

INCOME TAX BENEFIT (EXPENSE) (NOTE C)
     Current tax benefit ..................                       3,038                         309                       3,356
     Deferred tax expense .................                      (3,038)                       (309)                     (3,356)
                                                ------------------------    ------------------------    ------------------------

                                   NET LOSS                   $ (15,956)                   $ (1,623)                   $(17,629)
                                                ========================    ========================    ========================

     BASIC AND DILUTED
        LOSS PER COMMON SHARE .............                   $       *                    $      *                    $     *
                                                ========================    ========================    ========================

     BASIC AND DILUTED WEIGHTED AVERAGE
        COMMON SHARES OUTSTANDING .........                     500,000                     500,000                     500,000
                                                ========================    ========================    ========================


       *  Less than .01 per share





                See accompanying notes to financial statements.

                    TRIWEST MANAGEMENT RESOURCES CORPORATION
                         (A Development Stage Company)

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                July 18, 1997 (inception) through March 31, 2000

                                                                  Preferred Stock           Common Stock
                                                                -------------------    ----------------------
                                                                 Shares     Amount       Shares       Amount
                                                                --------  ---------    -----------   --------
Beginning balance, July 18, 1997 ...........................          -        $ -              -        $ -

Common stock issued in exchange
    for organization costs .................................          -          -        500,000         50

Net loss for the period ended March 31, 1997 ...............          -          -              -          -
                                                                --------  ---------    -----------   --------
                                     BALANCE, MARCH 31, 1997          -          -        500,000         50

Net loss for year ended March 31, 1998 .....................          -          -              -          -
                                                                --------  ---------    -----------   --------
                                     BALANCE, MARCH 31, 1998          -          -        500,000         50

Third party expenses paid by an affiliate on behalf
    of the Company .........................................          -          -              -          -
Net loss for year ended March 31, 1999 .....................          -          -              -          -
                                                                --------  ---------    -----------   --------
                                     BALANCE, MARCH 31, 1999          -          -        500,000         50

Third party expenses paid by an affiliate on behalf
    of the Company .........................................          -          -              -          -
Net loss for year ended March 31, 2000 .....................          -          -              -          -
                                                                --------  ---------    -----------   --------
                                     BALANCE, MARCH 31, 2000          -        $ -        500,000        $50
                                                                ========  =========    ===========   ========

                                                                                       Deficit
                                                                                     Accumulated
                                                                  Additional           During
                                                                   Paid-In           Development
                                                                   Capital              Stage                Total
                                                                 -------------      -------------        -----------
Beginning balance, July 18, 1997 ...........................           $     -          $      -            $     -

Common stock issued in exchange
    for organization costs .................................                 -                 -                 50

Net loss for the period ended March 31, 1997 ...............                 -               (50)               (50)
                                                                 -------------      -------------        -----------
                                     BALANCE, MARCH 31, 1997                 -               (50)                 -

Net loss for year ended March 31, 1998 .....................                 -                 -                  -
                                                                 -------------      -------------        -----------
                                     BALANCE, MARCH 31, 1998                 -               (50)                 -

Third party expenses paid by an affiliate on behalf
    of the Company .........................................               131                 -                131
Net loss for year ended March 31, 1999 .....................                 -            (1,623)            (1,623)
                                                                 -------------      -------------        -----------
                                     BALANCE, MARCH 31, 1999               131            (1,673)            (1,492)

Third party expenses paid by an affiliate on behalf
    of the Company .........................................            15,878                 -             15,878
Net loss for year ended March 31, 2000 .....................                 -           (15,956)           (15,956)
                                                                 -------------      -------------        -----------
                                     BALANCE, MARCH 31, 2000           $16,009          $(17,629)           $(1,570)
                                                                 =============      =============        ===========

                See accompanying notes to financial statements.

                    TRIWEST MANAGEMENT RESOURCES CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                                            July 18, 1997
                                                                                 Year Ended                 (inception)
                                                                      ---------------------------------       Through
                                                                         March 31,         March 31,          March 31,
                                                                           2000              1999               2000
                                                                      ---------------   ---------------   ---------------
                                                                                                            (unaudited)
OPERATING ACTIVITIES
          Net loss ...............................................          $(15,956)          $(1,623)         $(17,629)

          Non-cash transactions:
             Stock-based compensation for
                 organizational costs (Note B) ...................                 -                 -                50
         Third party expenses paid by affiliate on
           behalf of the company, recorded as
           additional-paid-in capital ............................            15,878               131            16,009
          Changes in operating assets and liabilities:
             Accounts payable and accrued liabilities ............                78             1,492             1,570
                                                                     ---------------   ---------------   ---------------
                                                NET CASH (USED IN)
                                              OPERATING ACTIVITIES          $      -           $     -          $      -
                                                                     ---------------   ---------------   ---------------

                                              NET CASH PROVIDED BY
                                              FINANCING ACTIVITIES                 -                 -                 -
                                                                     ---------------   ---------------   ---------------

                                                NET CHANGE IN CASH                 -                 -                 -
         Cash, beginning of period ...............................                 -                 -                 -
                                                                     ---------------   ---------------   ---------------
                                               CASH, END OF PERIOD          $      -           $     -          $      -
                                                                     ===============   ===============   ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
              Interest ...........................................          $      -           $     -          $      -
                                                                     ===============   ===============   ===============
              Income taxes .......................................          $      -           $     -          $      -
                                                                     ===============   ===============   ===============


Non-cash financing activities:
               500,000 shares common stock
                  issued for services ............................          $      -           $     -          $     50
                                                                     ===============   ===============   ===============


                See accompanying notes to financial statements.

                    TRIWEST MANAGEMENT RESOURCES CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements


NOTE A: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
Triwest Management Resources Corporation (the "Company") was incorporated under the laws of Nevada on July 18, 1997 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard (SFAS) No. 7.

The Company has been in the development stage since inception and has no operations to date.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with no revenue as of March 31, 2000 and has incurred losses of $(15,956), $(1,623) and $(17,629) for the years ended March 31, 2000 and 1999 and for the period July 18, 1997 (inception) through March 31, 2000, respectively. The Company has no operating history or revenue, no assets, and continuing losses which the Company expects will continue for the foreseeable future. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. An affiliate of the Company plans to continue advancing funds on an as needed basis and in the longer term, revenues from the operations of a merger candidate, if found. The Company's continuation as a going concern is dependent upon continuing capital advances from an affiliate and commencing operations or locating and consummating a business combination with an operating company. There is no assurance that the affiliate will continue to provide capital to the Company or that the Company can commence operations or identify such a target company and consummate such a business combination. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of significant accounting policies
------------------------------------------

Cash equivalents
----------------
The Company's financial instruments consist of accounts payable and accrued liabilities. For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less.

                    TRIWEST MANAGEMENT RESOURCES CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements


NOTE A: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Use of estimates
----------------
The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Income Taxes
------------
The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities.

Loss per common share
---------------------
The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") which requires the disclosure of basic and diluted earnings per share. Basic earnings per share is calculated using income available to common shareowners divided by the weighted average of common shares outstanding during the year. Diluted earnings per share is similar to basic earnings per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The Company has a simple capital structure and no outstanding options at March 31, 2000. Therefore, dilutive earnings per share are not applicable and accordingly have not been presented

Fiscal year
-----------
The Company operates on a fiscal year ending on March 31.

                    TRIWEST MANAGEMENT RESOURCES CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements


NOTE A: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Stock based compensation
------------------------
SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995. This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25. For stock issued to officers the fair value approximates the intrinsic value. Therefore, no pro forma disclosures are presented.

Fair value of financial instruments
-----------------------------------
SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based in available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, accounts payable, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Recently issued accounting pronouncements
-----------------------------------------
The Company has adopted the following new accounting pronouncements for the year ended March 31, 2000. There was no effect on the financial statements presented from the adoption of the new pronouncements.

Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," requires the reporting and display of total comprehensive income and its components in a full set of general-purpose financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is based on the "management" approach for reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about the Company's products, the geographic areas in which it earns revenue and holds long-lived assets, and its major customers.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which requires additional disclosures about pension and other post-retirement benefit plans, but does not change the measurement or recognition of those plans.

                    TRIWEST MANAGEMENT RESOURCES CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements


NOTE A: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONCLUDED

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires an entity to recognize all derivatives on a balance sheet, measured at fair value.

In June 1999, the FASB issued SFAS No. 137, which amended the implementation date for SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

Statement  of  Position  ("SOP")  98-1  "Accounting  for the  Costs of  Computer
Software Developed or Obtained for Internal Use." This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met.

SOP 98-5, "Reporting on the Costs of Start-Up Activities." Sop 98-5 provides, among other things, guidance on the reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred.

The Company will continue to review these new accounting pronouncements over time to determine if any additional disclosures are necessary based on evolving circumstances.

NOTE B: RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at the address of its sole officer and director (see Note E). The address is 1500-885 West Georgia, Vancouver, B.C. V6C 3E8, Canada. At this time the Company has no need for an office.

The Company has issued an ex-officer 500,000 shares of common stock in exchange for services related to management and organization costs of $50.00.

The new officer and director will provide administrative and marketing services as needed. The officer and director may, from time to time, advance to the Company any additional funds that the Company needs for costs in connection with searching for or completing an acquisition or merger (See Note E).

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the fiscal year ended March 31, 2000 the Company incurred $9,553 in legal expense, $2,108 in accounting expense, $170 in filing fees, and $4,125 in printing costs. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional-paid-in capital.

                    TRIWEST MANAGEMENT RESOURCES CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements


NOTE C: INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate for the period from July 18, 1997 (inception) through March 31, 2000 is as follows:

                                                                                                  July 18,
                                                                                                    1997
                                                                                                (inception)
                                                      Year Ended           Year Ended             Through
                                                      March 31,             March 31,            March 31,
                                                         2000                 1999                  2000
                                                 --------------------- -------------------- ---------------------
U.S. statutory federal rate                             15.00%               15.00%                15.00%
State income tax rate, net of federal benefit            4.04%                4.04%                 4.04%
Offering costs, permanent difference                     0.00%                0.00%                 0.00%
Net operating loss (NOL) for which no tax
  Benefit is currently available                       -19.04%              -19.04%               -19.04%
                                                 --------------------- -------------------- ---------------------
                                                         0.00%                0.00%                 0.00%
                                                 ===================== ==================== =====================

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended March 31, 2000 and 1999 was $2,729 and $299, respectively. The change in the valuation allowance for the period from July 18, 1997 (inception) through March 31, 2000 was $3,356. NOL carryforwards at March 31, 2000 will begin to expire in 2012. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

NOTE D: SHAREHOLDERS' EQUITY

Common Stock
------------
The Company initially authorized 25,000 shares of $1.00 par value common stock. On July 18, 1997 the Board of Directors approved an increase in authorized shares to 100,000,000 and changed the par value to $.0001. On July 18, 1997 the Company issued 500,000 shares of common stock for services valued at $.0001 per share, or $50.

                    TRIWEST MANAGEMENT RESOURCES CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements


NOTE D: SHAREHOLDERS' EQUITY, CONCLUDED

On June 14, 1999 the Company filed amended articles with the state of Nevada to change the authorized shares of common stock originally approved by the Board of Directors on July 18, 1997 from 25,000, no par value to 100,000,000, $.0001 par. Nevada Revised Statutes Section 78.385 (c) treats this amendment as if it was filed on July 18, 1997, therefore, giving the Company enough shares for the original issuance of 500,000 shares of common stock.

NOTE E: SUBSEQUENT EVENTS

Change in management
--------------------
In May 2000 the officers and directors of the Company resigned and a single officer and director was appointed.

Item 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

On January 21, 2000, the Issuer appointed Cordovano & Harvey, P.C. to replace Kish, Leake & Associates, P.C. as our principal accountants. The report of Kish, Leake & Associates, P.C. on our financial statements did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. We had no disagreements with them on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. We did not consult with Cordovano & Harvey, P.C. on any accounting or financial reporting matters in the periods prior to their appointment. The change in accountants was approved by the Board of Directors. We filed a Form 8-K with the Commission (File No. 000-27103) on January 22, 2000.

                                    PART III

Item 9 - Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

The following table sets forth the names and ages of the current directors, executive officers and key employees of the Issuer and the principal offices and positions with the Issuer held by each person. The Board of Directors currently consists of one director.

NAME                         AGE               POSITION
----                         ---               --------
Jason John                   32                President, Secretary and Director

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal or disqualification or until their successors have been duly elected and qualified. Vacancies in the existing Board of Director are filled by majority vote of the remaining directors. Officers of the Issuer serve at the will of the Board of Directors. There are no family relationships between any execute officer or director of the Issuer.

Mr. Jason John was appointed to his positions on May 30, 2000. He devotes his time as necessary to our business, which time is expected to be nominal.

Prior to joining the Issuer, Mr. John was employed by the Shaftsbury Brewing Company where he was involved in product promotion and marketing. Prior to working with the Shaftsbury Brewing Company Mr. John was employed at Gray Beverage as an account manager and merchandiser. While employed by Gray Beverage Mr. John was responsible for implementing many new operational systems which resulted in an increase in the Issuer's efficiency in many areas. Currently, Mr. John is employed at Ensign Drilling. Ensign Drilling is a leading company in oil and gas exploration in Canada.

Mr. John also holds the following positions:

1.       Sole Director, President and Secretary of Eastern Management Corp.
2.       Sole Director, President and Secretary of Tripacific Development Corp.

3.       Sole Director, President and Secretary of Corbett Lake Minerals Inc.

SIGNIFICANT EMPLOYEES

The Issuer has one employee. Mr. Jason John is the President, Secretary and Treasurer of the Issuer. Mr. John devotes his time as necessary to our business, which time is expected to be nominal.

There are no family relationships among the directors, executive officer or persons nominated or chosen by the Issuer to become directors or executive officers.

No bankruptcy petition has been filed by or against any business of which Jason John is a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

Jason John has never been convicted in a criminal proceeding and is not subject to a pending criminal proceeding.

Jason John has never been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities.

Jason John has never been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based on the Issuer's review of copies of forms filed with the Securities and Exchange Commission or written representations from certain reporting persons, in compliance with Section 16(a) of the Securities Exchange Act of 1934, the Issuer believes that during fiscal year 2000, all officers, directors and greater than ten percent beneficial owners complied with the applicable filing requirements.

Item 10 - Executive Compensation
--------------------------------

None of our officers and/or directors have received any compensation. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations. As of the date of this registration statement, we have no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with us.

It is possible that, after we successfully complete a merger or acquisition, that company may employ or retain one or more members of our management for the purposes of providing services to the surviving entity. Each member of management has agreed to disclose to the Board of Directors any discussions concerning possible employment by any entity that proposes to undertake a transaction with us and further, to abstain from voting on the transaction.

Therefore, as a practical matter, if each member of the Board of Directors is offered employment in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Board of Directors as a result of the inability of the Board to affirmatively approve the transaction. The transaction would then be presented to our shareholders for approval.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to us. In the event we complete a transaction with any entity referred by associates of management, it is possible that the associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by us as part of the terms of the proposed transaction, or will be in the form of cash consideration. If compensation is in the form of cash, payment will be tendered by the acquisition or merger candidate, because we have insufficient cash available. The amount of any finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions, which range up to ten (10%) percent of the transaction price. No member of management will receive any finders fee, either directly or indirectly, as a result of their efforts to implement our business plan.

No retirement, pension, profit sharing, stock option or insurance programs have been adopted by the Issuer's for the benefit of its employees.

Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table sets forth the number of shares of the Issuer's Common Stock beneficially owned by (i) each director and nominee for election to the Board of Directors of the Issuer; (ii) each of the named executive officers in the Summary Compensation Table; (iii) all directors and executive officers as a group; and (iv) to the best of the Issuer's knowledge, all beneficial owners of more than 5% of the outstanding shares of the Issuer's Common Stock as of March 31, 2000. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated. The
Issuer has been provided such information by its directors, nominees for directors and executive officers.

NAME (AND ADDRESS OF 5% HOLDER) OR     COMMON SHARES BENEFICIALLY     PERCENT
IDENTITY OF GROUP                      OWNED (1)                      OF CLASS (2)
Devinder Randhawa
Suite 104                                    152,000                  30.4%
1456 St. Paul Street,
Kelowna, B.C.
V1Y 2E6

Bob Hemmerling
1908 Horizon Drive                           152,000                  30.4%
Kelowna, B.C.
V1Z 3L3

(1) Under the rules of the Securities and Exchange Commission, shares not actually outstanding are nevertheless deemed to be beneficially owned by a person if such person has the right to acquire the shares within 60 days. Pursuant to such SEC rules, shares deemed beneficially owned by virtue of a person's right to acquire them are also treated as outstanding when calculating the percent of class owned by such person and when determining the percentage owned by a group.

(2) Based on 500,000 shares of Common Stock issued and outstanding as of March 31, 2000.

There are no arrangements in place which may result in a change of control of the Issuer.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(A)      Exhibits

----------------------------------------------------------------------------------------------------------------------
EXHIBIT
NUMBER          DESCRIPTION
----------------------------------------------------------------------------------------------------------------------
3.1             Articles of Incorporation filed July 18, 1997, and amendments thereto filed June 14, 1999, as filed with the Issuer's Form 10-SB (file no. 000-27103) filed on August 20, 1999 incorporated herein by reference.
----------------------------------------------------------------------------------------------------------------------
3.3             Bylaws as filed with the Issuer's Form 10-SB (file no. 000-27103) on August 20, 1999 incorporated herein by reference.
----------------------------------------------------------------------------------------------------------------------
4.1             Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form
                10-SB (file no. 000-27103) filed on August 20, 1999, incorporated herein by reference.
----------------------------------------------------------------------------------------------------------------------
4.1.1           Specimen Informational Statement as filed with the Issuer's Form 10-SB (file no.000-27103) filed on
                August 20, 1999, incorporated herein by reference.
----------------------------------------------------------------------------------------------------------------------
13.1            Form 10QSB for the Period ended December 31, 1999, filed on February 15, 2000, incorporated herein by reference.
----------------------------------------------------------------------------------------------------------------------
16              Letter from Kish, Leake & Associates, P.C. as filed with the Issuer's Form 8-K on January 24, 2000, incorporated herein by reference.
----------------------------------------------------------------------------------------------------------------------
27              Financial Data Schedule
----------------------------------------------------------------------------------------------------------------------


(B)      Reports on Form 8-K

The Issuer filed a Form 8-K on January 24, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRIWEST MANAGEMENT RESOURCES CORP.


Dated:  June 29, 2000                    Per: /s/ Jason John
                                              ----------------------------------
                                              Jason John, President and Director