Form 10QSB
period 2000-06-30
TRIWEST MANAGEMENT RESOURCES CORP
filed 2000-08-14
CIK 1088204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                        Commission file Number: 000-27103

                       TRIWEST MANAGEMENT RESOURCES CORP.
        (Exact name of small business issuer as specified in its charter)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000 common shares as at June 30, 2000

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                       TRIWEST MANAGEMENT RESOURCES CORP.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Consolidated Balance Sheets as of
                           June 30, 2000 and March 31, 2000

                           Consolidated Statements of Operations for the periods ended
                           June 30, 2000 and June 30, 1999

                           Consolidated  Statements  of Cash  Flows for
                           the periods ended June 30, 2000 and June 30,
                           1999

                           Consolidated Statements of Changes in Stockholders' Equity

                           Notes to Consolidated Financial Statements

         Item 2            Plan of Operations

PART II. OTHER INFORMATION

         SIGNATURES

                    TRIWEST MANAGEMENT RESOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                  JUNE 30, 2000

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

===============================================================================================================================
                                                                                                     June 30,        March 31,
                                                                                                         2000             2000
-------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                         $            -    $            -
===============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                                   $            -    $        1,570
                                                                                               --------------    --------------


STOCKHOLDERS' EQUITY
    Capital stock (Note 4)
       Authorized
             100,000,000  common shares with a par value of $0.0001

       Issued and outstanding
             500,000  common shares                                                                        50                50

    Additional paid in capital                                                                         17,579            16,009
    Deficit accumulated during the development stage                                                  (17,629)          (17,629)
                                                                                               --------------   ---------------

                                                                                                            -            (1,570)
                                                                                               --------------   ---------------

Total liabilities and stockholders' equity                                                     $            -   $             -
===============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

===============================================================================================================================
                                                                                 Cumulative
                                                                                    Amounts
                                                                             From Inception
                                                                                         on
                                                                                   July 18,
                                                                                       1997      Three Month       Three Month
                                                                                         to     Period Ended      Period Ended
                                                                                   June 30,         June 30,          June 30,
                                                                                       2000             2000              1999
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES
    Office and miscellaneous                                               $         4,345   $            --  $            50
    Professional fees                                                               13,284                --            3,563
                                                                           ---------------   ---------------  ---------------

LOSS FOR THE PERIOD                                                        $        17,629   $            --  $         3,613
===============================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                                             $         (0.00) $         (0.01)
===============================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                        500,000          500,000
===============================================================================================================================



   The accompanying notes are an integral part of these financial statements.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

===============================================================================================================================
                                                                            Cumulative
                                                                               Amounts
                                                                        From Inception
                                                                                    on
                                                                              July 18,
                                                                                  1997         Three Month        Three Month
                                                                                    to        Period Ended       Period Ended
                                                                              June 30,            June 30,           June 30,
                                                                                  2000                2000               1999
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                $       (17,629)    $             -    $        (3,563)
    Items not affecting cash:
       Stock issued for services                                                    50                   -                  -
       Expenses paid by related entity on behalf of Company                     17,579               1,570              1,940
       Increase (decrease) in accounts payable                                       -              (1,570)             1,623
                                                                       ---------------     ---------------    ---------------

    Net cash used in operating activities                                            -                   -                  -
                                                                       ---------------     ---------------    ---------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used in investing activities                                            -                   -                  -
                                                                       ---------------     ---------------    ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Net cash provided by financing activities                                        -                   -                  -
                                                                       ---------------     ---------------    ---------------


CHANGE IN CASH POSITION DURING THE PERIOD                                            -                   -                  -


CASH POSITION, BEGINNING OF THE PERIOD                                               -                   -                  -
                                                                       ---------------     ---------------    ---------------


CASH POSITION, END OF THE PERIOD                                       $             -     $             -    $             -
===============================================================================================================================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                         $             -     $             -    $             -
    Cash paid for interest                                             $             -     $             -    $             -
===============================================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING, AND
  FINANCING ACTIVITIES:
    Common shares issued for services                                  $            50     $             -    $             -
    Expenses paid by related entity on behalf of Company                        17,579               1,570              1,940
===============================================================================================================================

   The accompanying notes are an integral part of these financial statements.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

===================================================================================================================================
                                                                                                          Deficit
                                                                                                      Accumulated
                                                                                                           During
                                                             Common Stock             Additional              the             Total
                                                      -------------------------          Paid in      Development     Stockholders'
                                                        Shares           Amount          Capital            Stage            Equity
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 18, 1997                                       -         $      -         $      -         $      -          $      -

    Capital stock issued for services                  500,000               50                -                -                50

    Loss for the period                                      -                -                -              (50)              (50)
                                                      --------         --------         --------         --------          --------

BALANCE, MARCH 31, 1998                                500,000               50                -              (50)                -

    Shareholder capital contribution                         -                -              131                -               131

    Loss for the period                                      -                -                -           (1,623)           (1,623)
                                                      --------         --------         --------         --------          --------

BALANCE, MARCH 31, 1999                                500,000               50              131           (1,673)           (1,492)

    Shareholder capital contribution                         -                -           15,878                -            15,878

    Loss for the period                                      -                -                -          (15,956)          (15,956)
                                                      --------         --------         --------         --------          --------

BALANCE, MARCH 31, 2000                                500,000               50           16,009          (17,629)           (1,570)

    Shareholder capital contribution                         -                -            1,570                -             1,570

    Loss for the period                                      -                -                -                -                 -
                                                      --------         --------         --------         --------          --------

BALANCE, JUNE 30, 2000                                 500,000         $     50         $ 17,579         $(17,629)         $      -
===================================================================================================================================



   The accompanying notes are an integral part of these financial statements.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000

================================================================================

1.       ORGANIZATION OF THE COMPANY

         Triwest Management Resources Corporation ("the Company") was incorporated on July 18, 1997 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada.

         The Company entered the development stage in accordance with Statement of Financial Accounting Standards No. 7 on July 18, 1997. The Company is a "Blank Check" company which plans to search for a suitable business to merge with or acquire. Operations since incorporation consisted primarily of obtaining capital contributions by the initial investors and activities regarding the registration of the offering with the Securities and Exchange commission.

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2000. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending March 31, 2001.


2.       GOING CONCERN

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company's management plans on advancing funds on an as needed basis and in the longer term, revenues from the operations of the merger or acquisition candidate, if found. The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations through a merger or acquisition candidate.

         ==========================================================================================================
                                                                                         June 30,       March 31,
                                                                                             2000            2000
         ----------------------------------------------------------------------------------------------------------
         Deficit accumulated during the development stage                          $      (17,629) $      (17,629)
         ==========================================================================================================



3.       SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year. Actual results could differ from these estimates.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000

================================================================================

3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


         BASIC LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.


         INCOME TAXES

         Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of June 30, 2000.


         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.


         STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================

4.       CAPITAL STOCK

         The Company's authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.0001 per share. All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one vote per share in all matters to be voted upon by shareholders. The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to share pro-rata in dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

         On July 18, 1997, the Company issued 500,000 shares of common stock for services at a deemed value of $50.

         Proposed public offering of common stock

         The Company is preparing to commence with a "Blank Check" offering subject to Rule 419 of the Securities Act of 1933, as amended, for 100,000 common shares to be sold at a price of $1.00 per share.

         Rule 419 requirements

         Rule 419 requires that offering proceeds, after deduction for underwriting commissions, underwriting expenses and deal allowances issued, be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities", respectively) governed by an agreement which contains certain terms and provisions specified by the Rule. Under Rule 419, the Deposited Funds and Deposited Securities will be released to the company and to the investors, respectively, only after the company has met the following three basic conditions. First, the company must execute an agreement(s) for an acquisition(s) meeting certain prescribed criteria. Second, the company must file a post-effective amendment to the registration statement that includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate(s) and its business(es), including audited financial statements. The agreement(s) must include, as a condition precedent to their consummation, a requirement that the number of investors representing 80% of the maximum proceeds must elect to reconfirm their investments. Third, the company must conduct the reconfirmation offer and satisfy all of the prescribed conditions, including the condition that investors representing 80% of the Deposited Funds must elect to remain investors. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419. The reconfirmation offer must include certain prescribed conditions that must be satisfied before the Deposited Funds and Deposited Securities can be released from escrow. After the company submits a signed representation to the escrow agent that the requirements of Rule 419 have been met and after the acquisition(s) is consummated, the escrow agent can release the Deposited Funds and Deposited Securities. Investors who do not
         reconfirm their investments will receive the return of a pro-rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to the investors on a pro-rata basis.

5.       INCOME TAXES

         The Company's total deferred tax asset at June 30, 2000 is as follows:

        ===========================================================================================================
                                                                                          June 30,       March 31,
                                                                                              2000            2000
        -----------------------------------------------------------------------------------------------------------
        Tax benefit of net operating loss carryforward                               $       3,356   $       3,356
        Valuation allowance                                                                 (3,356)         (3,356)
                                                                                     -------------   -------------
                                                                                     $          -    $          -
        ===========================================================================================================

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000

================================================================================

5.       INCOME TAXES (cont'd.....)

        The Company has a net operating loss carryforward of approximately $17,629, which if not used, will begin to expire in the year 2012. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.


6.      RELATED PARTY TRANSACTIONS

        The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three month period ended June 30, 2000, the Company did not incur any expenses. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended June 30, 2000. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Introduction
------------

We seek to acquire assets or shares of a business that generates revenues, in exchange for our shares. When our registration statement becomes effective, our President will attempt to find an acquisition candidate. Our President has not engaged in any preliminary contact or discussions with any other company regarding the possibility of an acquisition or merger as of the date of our registration statement.

We  will  provide  our  shareholders  with  complete  disclosure   documentation
concerning potential business opportunities. Disclosure is expected to be in the form of a proxy or information statement.

Our Director intends to obtain certain assurances of value, including statements of assets and liabilities, material contracts or accounts receivable statements before closing a transaction.

We will remain a shell corporation until a merger or acquisition candidate is identified. It is anticipated that our cash requirements will be minimal, and that all necessary capital will be provided by the directors or officers. We do not anticipate having to raise capital in the next twelve months. We do not expect to acquire any plant or significant equipment.

We have no full time employees. Mr. Jason John is our only part time employee. Mr. John has agreed to allocate a portion of his time to our activities, without compensation. Mr. John anticipates that our business plan can be implemented by him devoting approximately ten (10) hours per month to our business affairs. We do not expect any significant changes in the number of employees.

General Business Plan
---------------------

Our purpose is to acquire an interest in a business which seeks the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business or, industry. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources.

We may seek a business combination with companies that have recently commenced operations. It is likely that any business we select will require additional capital to expand into new products or markets.

We anticipate that the selection of a business opportunity will be complex and extremely risky. Due to general economic conditions, rapid technological advances and shortages of available capital, management believes there are numerous firms seeking the perceived benefits of a publicly registered corporation. Business opportunities may occur in different industries and at various stages of development.

We currently have no capital to provide to the owners of business opportunities. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by Mr. Jason John who is not a professional business analyst. Management intends to concentrate on identifying business opportunities that may be brought to our attention through Mr. John's business associations. In analyzing prospective business opportunities, management will consider:

         *        the available technical, financial and managerial resources;
         *        working capital and other financial requirements;
         *        history of operations, if any;
         *        prospects for the future;
         *        nature of present and expected competition;
         * the quality and experience of management services that may be available and the depth of that management;
         *        the   potential   for  further   research,   development,   or
                  exploration;
         * specific risk factors which could be anticipated to impact our proposed activities;
         *        the potential for growth or expansion;
         *        the potential for profit;
         * the perceived public recognition of acceptance of products, services, or trades;
         *        name identification; and
         *        other relevant factors.

We expect to meet personally with management and key personnel of the business opportunity as part of our due diligence investigation. To the extent possible, we intend to utilize written reports and personal investigations to evaluate businesses. We will not acquire or merge with any company that cannot provide audited financial statements within a reasonable period of time after closing of the proposed transaction.

Our management will rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. We do not anticipate using outside consultants or advisors, except for legal counsel and accountants. If we do retain an outside consultant or advisor, any cash fee will be paid by the prospective merger/acquisition candidate, as we have no cash assets.

We anticipate that we will incur nominal expenses in the implementation of our business plan. Because we have no capital to pay these anticipated expenses, present management will pay these charges with their personal funds, as interest free loans. If additional funding is necessary, management and or shareholders will continue to provide capital or arrange for additional outside funding. If a merger candidate cannot be found within a reasonable period of time, management will not continue to provide capital.

How Our Acquisition May be Structured
-------------------------------------

To close our business acquisition, we may become party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On closing, it is probable that our present management and shareholders will no longer be in control. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders. Management may negotiate or consent to the purchase of all or a portion of our stock. Any terms of sale of the shares presently held by officers and/or directors will be also afforded to all other shareholders on similar terms and conditions. All sales will be made in compliance with the securities laws of the United States and any applicable state.

Management may visit material facilities, obtain independent verification of information and check references of management and key personnel. We will participate in a business opportunity only after the negotiation and signing of appropriate written agreements

Negotiations with target company management are expected to focus on the percentage of our company that the target company shareholders will acquire. Our percentage ownership in the combined company will likely be significantly lower than our current ownership interest.

Competition
-----------

We are an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital groups and financial concerns that have significantly greater financial and personnel resources and technical expertise than we do. In view of our extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

                                     PART II
                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

                  Exhibit 27.1  Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TRIWEST MANAGEMENT RESOURCES CORP.


Dated:  August 10, 2000               Per:  /s/ Jason John
                                           ------------------------------------
                                            Jason John, President and Director