Form 10QSB
period 2000-09-30
TRIWEST MANAGEMENT RESOURCES CORP
filed 2000-11-13
CIK 1088204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:           500,000 common shares as at
September 30, 2000

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                       TRIWEST MANAGEMENT RESOURCES CORP.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets as of
                    September 30, 2000 and March 31, 2000

                    Consolidated Statements of Operations for the periods ended September 30, 2000 and September 30, 1999

                    Consolidated Statements of Cash Flows for the periods ended September 30, 2000 and September 30, 1999

                    Consolidated Statements of Changes in Stockholders' Equity

                    Notes to Consolidated Financial Statements

         Item 2     Plan of Operation

PART II. OTHER INFORMATION

         Item 1     Legal Proceedings

         Item 2     Changes in Securities

         Item 3     Defaults Upon Senior Securities

         Item 4     Submission of Matters to a Vote of Security Holders

         Item 5     Other Information

         Item 6     Exhibits and Reports on Form 8K

         SIGNATURES

                    TRIWEST MANAGEMENT RESOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

===============================================================================================================================

                                                                                                September 30,        March 31,
                                                                                                         2000             2000
-------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                         $           --  $            --
===============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

    Accounts payable and accrued liabilities                                                   $        2,000  $         1,570
                                                                                               --------------  ---------------

STOCKHOLDERS' EQUITY
    Capital stock (Note 4)
       Authorized
             100,000,000  common shares with a par value of $0.0001

       Issued and outstanding
                 500,000  common shares                                                                    50               50

    Additional paid in capital                                                                         17,579           16,009
    Deficit accumulated during the development stage                                                  (19,629)         (17,629)
                                                                                               --------------  ---------------

                                                                                                       (2,000)          (1,570)
                                                                                               --------------  ---------------

Total liabilities and stockholders' equity                                                     $           --  $            --
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

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

===============================================================================================================================

                                              Cumulative
                                                 Amounts
                                          From Inception
                                                      on
                                                July 18,
                                                    1997      Three Month       Three Month        Six Month         Six Month
                                                      to     Period Ended      Period Ended     Period Ended      Period Ended
                                           September 30,    September 30,     September 30,    September 30,     September 30,
                                                    2000             2000              1999             2000              1999
-------------------------------------------------------------------------------------------------------------------------------

EXPENSES
    Office and miscellaneous            $         4,345   $            --  $         1,080   $            --  $         1,130
    Professional fees                            15,284             2,000            1,549             2,000            5,112
                                        ---------------   ---------------  ---------------   ---------------  ---------------

LOSS FOR THE PERIOD                     $        19,629   $         2,000  $         2,629   $         2,000  $         6,242
===============================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                          $         (0.01) $         (0.01)  $         (0.01) $         (0.01)
===============================================================================================================================

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                                         500,000          500,000           500,000          500,000
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

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

===============================================================================================================================

                                                                                 Cumulative
                                                                                    Amounts
                                                                             From Inception
                                                                                         on
                                                                                   July 18,
                                                                                       1997        Six Month         Six Month
                                                                                         to     Period Ended      Period Ended
                                                                              September 30,    September 30,     September 30,
                                                                                       2000             2000              1999
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                    $       (19,629)  $        (2,000) $        (6,242)
    Items not affecting cash:
       Stock issued for services                                                        50                --               --
       Expenses paid by related entity on behalf of Company                         17,579                --            4,679
       Increase (decrease) in accounts payable                                       2,000             2,000            1,563
                                                                           ---------------   ---------------  ---------------

    Net cash used in operating activities                                               --                --               --
                                                                           ---------------   ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used in investing activities                                               --                --               --
                                                                           ---------------   ---------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Net cash provided by financing activities                                           --                --               --
                                                                           ---------------   ---------------  ---------------


CHANGE IN CASH POSITION DURING THE PERIOD                                               --                --               --


CASH POSITION, BEGINNING OF THE PERIOD                                                  --                --               --
                                                                           ---------------   ---------------  ---------------


CASH POSITION, END OF THE PERIOD                                           $            --   $            --  $            --
===============================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                             $            --   $            --  $            --
    Cash paid for interest                                                              --                --               --
===============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING, AND
  FINANCING ACTIVITIES:
    Common shares issued for services                                      $            50   $            --  $            --
    Expenses paid by related entity on behalf of Company                            17,579                --            4,679
===============================================================================================================================

   The accompanying notes are an integral part of these financial statements.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

=============================================================================================================================

                                                                                                    Deficit
                                                                                                Accumulated
                                                                                                     During
                                                    Common Stock                 Additional             the            Total
                                           --------------------------------         Paid in     Development    Stockholders'
                                                   Shares           Amount          Capital           Stage           Equity
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, JULY 18, 1997                                 --  $           --   $           --   $           --  $           --

    Capital stock issued for services             500,000              50               --               --              50

    Loss for the period                                --              --               --              (50)            (50)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, MARCH 31, 1998                           500,000              50               --              (50)             --

    Shareholder capital contribution                   --              --              131               --             131

    Loss for the period                                --              --               --           (1,623)         (1,623)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, MARCH 31, 1999                           500,000              50              131           (1,673)         (1,492)

    Shareholder capital contribution                   --              --           15,878               --          15,878

    Loss for the period                                --              --               --          (15,956)        (15,956)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, MARCH 31, 2000                           500,000              50           16,009          (17,629)         (1,570)

    Shareholder capital contribution                   --              --            1,570               --           1,570

    Loss for the period                                --              --               --           (2,000)         (2,000)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, SEPTEMBER 30, 2000                       500,000  $           50   $       17,579   $      (19,629) $       (2,000)
=============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000

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

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2000. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending March 31, 2001.

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

         ====================================================================================================================

                                                                                               September 30,       March 31,
                                                                                                        2000            2000
         --------------------------------------------------------------------------------------------------------------------

         Deficit accumulated during the development stage                                    $       (19,629) $      (17,629)
         Working capital deficiency                                                                   (2,000)         (1,570)
         ====================================================================================================================

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

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000

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

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of September 30, 2000.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

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

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000

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

5.       INCOME TAXES

         The Company's total deferred tax asset at September 30, 2000 is as follows:

        =====================================================================================================================

                                                                                             September 30,         March 31,
                                                                                                      2000              2000
        ---------------------------------------------------------------------------------------------------------------------

        Tax benefit of net operating loss carryforward                                     $         3,730   $         3,356
        Valuation allowance                                                                         (3,730)           (3,356)
                                                                                           ---------------   ---------------

                                                                                           $            --   $            --
        =====================================================================================================================

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000

================================================================================

5.       INCOME TAXES (cont'd.....)

        The Company has a net operating loss carryforward of approximately $19,629, which if not used, will begin to expire in the year 2012. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

6.      RELATED PARTY TRANSACTIONS

        The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the six month period ended September 30, 2000, the Company accrued professional fees of $2,000. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended September 30, 2000. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      We held an annual general meeting on August 3, 2000.

         (b) Our annual general meeting involved the election of directors. Mr. Jason John was re-elected the sole director of our company.

         (c) The first matter which was voted on at our annual general meeting was the election of directors. 304,000 votes received were cast for and zero votes were received against the election of Mr. Jason John as the sole director of the Company.

                  The second matter which was voted on at our annual general meeting was the election of auditors. 304,000 votes received were cast for and zero votes were received against the election of Cordovano & Harvey as our auditors for the fiscal year ending March 31, 2001.

         (d)      Not applicable.

Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27.1 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  We filed a Form 8K on July 28, 2000 changing our auditors from Cordovano & Harvey to Davidson & Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TRIWEST MANAGEMENT RESOURCES CORP.

Dated:  November 10, 2000             Per:    /s/ Jason John
                                              ----------------------------------
                                              Jason John, President and Director