Form 10QSB
period 2000-12-31
TRIWEST MANAGEMENT RESOURCES CORP
filed 2001-02-14
CIK 1088204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000 common shares as at December 31, 2000

Transitional Small Business Disclosure Format (check one):   Yes [_] No [X]

                       TRIWEST MANAGEMENT RESOURCES CORP.


                                      INDEX

PART 1.           FINANCIAL INFORMATION

                  Item 1.           Financial Statements

                                    Consolidated Balance Sheets as of
                                    December 31, 2000 and March 31, 2000

                                    Consolidated Statements of Operations for the periods ended
                                    December 31, 2000 and September 30, 1999

                                    Consolidated Statements of Cash Flows for the periods ended December 31, 2000 and September 30, 1999

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


                                DECEMBER 31, 2000

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

===============================================================================================================================
                                                                                                 December 31,        March 31,
                                                                                                         2000             2000
-------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                         $            -   $             -
===============================================================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                                   $        3,500  $         1,570
                                                                                               --------------  ---------------


STOCKHOLDERS' EQUITY
    Capital stock (Note 4)
       Authorized
             100,000,000  common shares with a par value of $0.0001

       Issued and outstanding
                 500,000  common shares                                                                    50               50

    Additional paid in capital                                                                         17,579           16,009
    Deficit accumulated during the development stage                                                  (21,129)         (17,629)
                                                                                               --------------  ---------------

                                                                                                       (3,500)          (1,570)
                                                                                               --------------  ---------------

Total liabilities and stockholders' equity                                                     $            -   $            -
===============================================================================================================================


On behalf of the Board:

/s/ Jason John
--------------------
Jason John, Director









   The accompanying notes are an integral part of these financial statements.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

===============================================================================================================================
                                              Cumulative
                                                 Amounts
                                          From Inception
                                             on July 18,      Three Month       Three Month       Nine Month        Nine Month
                                                1997  to     Period Ended      Period Ended     Period Ended      Period Ended
                                            December 31,     December 31,      December 31,     December 31,      December 31,
                                                    2000             2000              1999             2000              1999
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES
    Office and miscellaneous            $         4,345   $             -  $           969   $             -  $         2,099
    Professional fees                            16,784             1,500            3,420             3,500            8,532
                                        ---------------   ---------------  ---------------   ---------------  ---------------


LOSS FOR THE PERIOD                     $       (21,129)  $        (1,500) $        (4,389)  $        (3,500) $       (10,631)
===============================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                          $         (0.01) $         (0.01)  $         (0.01) $         (0.02)
===============================================================================================================================


WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                                         500,000          500,000           500,000          500,000
===============================================================================================================================



   The accompanying notes are an integral part of these financial statements.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

===============================================================================================================================
                                                                                 Cumulative
                                                                                    Amounts
                                                                            From Inception
                                                                                on July 18,       Nine Month        Nine Month
                                                                                    1997 to     Period Ended      Period Ended
                                                                               December 31,     December 31,      December 31,
                                                                                       2000             2000              1999
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                    $       (21,129)  $        (3,500) $       (10,631)
    Items not affecting cash:
       Stock issued for services                                                        50                 -               -
       Expenses paid by related entity on behalf of Company                         17,579                 -            7,505
       Increase (decrease) in accounts payable                                       3,500             3,500            3,126
                                                                           ---------------   ---------------  ---------------

    Net cash used in operating activities                                                -                 -                -
                                                                           ---------------   ---------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used in investing activities                                                -                 -                -
                                                                           ---------------   ---------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Net cash provided by financing activities                                            -                 -                -
                                                                           ---------------   ---------------  ---------------


CHANGE IN CASH POSITION DURING THE PERIOD                                                -                 -                -


CASH POSITION, BEGINNING OF THE PERIOD                                                   -                 -                -
                                                                           ---------------   ---------------  ---------------


CASH POSITION, END OF THE PERIOD                                           $             -   $             -  $             -
===============================================================================================================================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                             $             -   $             -  $             -
    Cash paid for interest                                                               -                 -                -
===============================================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING, AND FINANCING
  ACTIVITIES:
    Common shares issued for services                                      $            50   $             -  $             -
    Expenses paid by related entity on behalf of the Company                        17,579                 -            7,505
===============================================================================================================================



   The accompanying notes are an integral part of these financial statements.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

=============================================================================================================================
                                                                                                    Deficit
                                                                                                Accumulated
                                                    Common Stock                 Additional      During the            Total
                                           --------------------------------         Paid in     Development    Stockholders'
                                                   Shares           Amount          Capital           Stage           Equity
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 18, 1997                                  -  $            -   $            -   $            -  $            -

    Capital stock issued for services             500,000              50                -                -              50

    Loss for the period                                 -               -                -              (50)            (50)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, MARCH 31, 1998                           500,000              50                -              (50)              -

    Shareholder capital contribution                    -               -              131                -             131

    Loss for the period                                 -               -                -           (1,623)         (1,623)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, MARCH 31, 1999                           500,000              50              131           (1,673)         (1,492)

    Shareholder capital contribution                    -               -           15,878                -          15,878

    Loss for the period                                 -               -                -          (15,956)        (15,956)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, MARCH 31, 2000                           500,000              50           16,009          (17,629)         (1,570)

    Shareholder capital contribution                    -               -            1,570                -           1,570

    Loss for the period                                 -               -                -           (3,500)         (3,500)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, DECEMBER 31, 2000                        500,000  $           50   $       17,579   $      (21,129) $       (3,500)
=============================================================================================================================



   The accompanying notes are an integral part of these financial statements.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2000

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

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2000. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the results to be expected for the year ending March 31, 2001.


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

         ====================================================================================================================
                                                                                                December 31,       March 31,
                                                                                                        2000            2000
         --------------------------------------------------------------------------------------------------------------------
         Deficit accumulated during the development stage                                    $       (21,129) $      (17,629)
         Working capital deficiency                                                                   (3,500)         (1,570)
         ====================================================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year. Actual results could differ from these estimates.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2000

================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


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


         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of December 31, 2000.


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

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2000

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

5.       INCOME TAXES

         The Company's total deferred tax asset at December 31, 2000 is as follows:

         =====================================================================================================================
                                                                                                December 31,        March 31,
                                                                                                        2000             2000
         ---------------------------------------------------------------------------------------------------------------------
         Tax benefit of net operating loss carryforward                                     $         4,022   $         3,356
         Valuation allowance                                                                         (4,022)           (3,356)
                                                                                            ---------------   ---------------
                                                                                            $             -   $             -
         =====================================================================================================================

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2000

================================================================================


5.       INCOME TAXES (cont'd.....)

         The Company has a net operating loss carryforward of approximately $21,129, which if not used, will expire between 2018 and 2020. The
         Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.


6.       RELATED PARTY TRANSACTIONS

         The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the nine month period ended December 31, 2000, the Company accrued professional fees of $3,500. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended December 31, 2000. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of sales and the need for no additional financing.

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

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRIWEST MANAGEMENT RESOURCES CORP.


Dated:  February 13, 2001                Per: /s/ Jason John
                                              ----------------------------------
                                              Jason John, President and Director