Form 10KSB
period 2001-03-31
TRIWEST MANAGEMENT RESOURCES CORP
filed 2001-07-02
CIK 1088204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001

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

As of March 31, 2001, there were 500,000 shares of the Issuer's common stock issued and outstanding and the aggregate market value of such common stock held by non-affiliates (196,000 shares) was approximately $Nil as the Issuer's shares are not yet traded on a public market.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

                                     PART I
                                    BUSINESS

ITEM 1 - DESCRIPTION OF BUSINESS
--------------------------------

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

The proposed business activities classifies us as a "blank check" company. The Securities and Exchange Commission defines these companies as "any development stage company that is issuing a penny stock (within the meaning of section 3(a)(51) of the Securities Exchange Act of 1934) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully implemented our business plan. We comply with the periodic reporting requirements of the Securities Exchange Act of 1934.

ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

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

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

The Issuer is not a party to any pending or threatened legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year-ended March 31, 2001.

The Issuer's 2001 annual general meeting is scheduled to be held on August 1, 2001 at Suite 1000, 409 Granville Street, Vancouver, British Columbia at 10:00 a.m. The Issuer's security holders will be requested to elect new directors, to appoint the Issuer's auditors for the 2001/2002 fiscal year and to ratify all actions taken by the officers and directors of the Issuer the preceding year. No other business is expected to be brought before the Issuer's shareholders at the 2001 annual general meeting. The Issuer's notice of annual general meeting,
Schedule 14A proxy statement and proxy are being filed separately and are incorporated herein by reference.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

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

ITEM 6 - PLAN OF OPERATION
--------------------------

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

Acquisition of Opportunities
----------------------------

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

ITEM 7 - FINANCIAL STATEMENTS
-----------------------------

The audited financial statements for Triwest Management Resources Corp. for the year ending March 31, 2001 are included as part of this Form 10KSB following the signature page of this Form 10KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

The Issuer has had no change in its principal independent accountant during its last financial year ended March 31, 2001. The Issuer has had no disagreements with its principal independent accountant on any accounting or financial disclosure.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
----------------------------------------------------------------------

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based on the Issuer's review of copies of forms filed with the Securities and Exchange Commission or written representations from certain reporting persons, in compliance with Section 16(a) of the Securities Exchange Act of 1934, the Issuer believes that during fiscal year 2001, all officers, directors and greater than ten percent beneficial owners complied with the applicable filing requirements.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth the number of shares of the Issuer's Common Stock beneficially owned by (i) each director and nominee for election to the Board of Directors of the Issuer; (ii) each of the named executive officers in the Summary Compensation Table; (iii) all directors and executive officers as a group; and (iv) to the best of the Issuer's knowledge, all beneficial owners of more than 5% of the outstanding shares of the Issuer's Common Stock as of March 31, 2001. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated. The Issuer has been provided such information by its directors, nominees for directors and executive officers.

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

(2) Based on 500,000 shares of Common Stock issued and outstanding as of March 31, 2001.

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

EXHIBIT
NUMBER          DESCRIPTION

3.1 Articles of Incorporation filed July 18, 1997, and amendments thereto filed June 14, 1999, as filed with the Issuer's Form 10-SB (file no. 000-27103) filed on August 20, 1999 incorporated herein by reference.

3.3             Bylaws as filed with the Issuer's Form 10-SB (file no.
                000-27103) on August 20, 1999 incorporated herein by reference.

4.1 Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form 10-SB (file no.000-27103) filed on August 20, 1999, incorporated herein by reference.

4.1.1 Specimen Informational Statement as filed with the Issuer's Form 10-SB (file no.000-27103) filed on August 20, 1999, incorporated herein by reference.

13.1 Form 10QSB for the Period ended June 30, 2000 filed on August 14, 2000, incorporated herein by reference.

13.2 Form 10QSB for the Period ended September 30, 2000 filed on November 13, 2000, incorporated herein by reference.

13.3 Form 10QSB for the Period ended December 31, 2000, filed on February 14, 2001, incorporated herein by reference.



(B)      Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year ended March 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TRIWEST MANAGEMENT RESOURCES CORP.


Dated:  June 28, 2001                Per:     /s/Jason John
                                              ----------------------------------
                                              Jason John, President and Director

                    TRIWEST MANAGEMENT RESOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                                 MARCH 31, 2001



 DAVIDSON & COMPANY     Chartered Accountants          A Partnership of Incorporated Professionals
                   -----                     -----------------------------------------------------



                          INDEPENDENT AUDITORS' REPORT



To the Directors and Stockholders of
Triwest Management Resources Corporation
(A Development Stage Company)


We have audited the accompanying balance sheet of Triwest Management Resources Corporation as at March 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from inception on July 18, 1997 to March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that Triwest Management Resources Corporation will continue as a going concern. The Company is in the development stage and does not have the necessary working capital for its planned activity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Triwest Management Resources Corporation as at March 31, 2001 and the results of its operations and its cash flows for the year then ended and for the period from inception on July 18, 1997 to March 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

The audited financial statements as at March 31, 2000 and for the year then ended were examined by other auditors who expressed an opinion without reservation on those statements in their report dated June 19, 2000.



                                                            "DAVIDSON & COMPANY"


Vancouver, Canada                                          Chartered Accountants

June 21, 2001




                          A Member of SC INTERNATIONAL
                          ----------------------------

Suite 1200, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372, Pacific
                         Centre, Vancouver, BC, Canada,
                                     V7Y 1G6
                   TELEPHONE (604) 687-0947 FAX (604) 687-6172

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
BALANCE SHEETS
AS AT MARCH 31

===============================================================================================================================

                                                                                                         2001             2000
-------------------------------------------------------------------------------------------------------------------------------



ASSETS                                                                                         $           -   $            -
===============================================================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT
    Accounts payable and accrued liabilities                                                   $        7,024  $         1,570
                                                                                               --------------  ---------------


STOCKHOLDERS' EQUITY
    Capital stock (Note 4)
       Authorized
          100,000,000 common shares with a par value of $0.0001
       Issued and outstanding
          March 31, 2000 - 500,000 common shares
          March 31, 2001 - 500,000 common shares                                                           50               50
    Additional paid in capital                                                                         23,290           16,009
    Deficit accumulated during the development stage                                                  (30,364)         (17,629)
                                                                                               --------------  ---------------

                                                                                                       (7,024)          (1,570)
                                                                                               --------------  ---------------

Total liabilities and stockholders' equity                                                     $           -   $            -
===============================================================================================================================


On behalf of the Board:


/s/Jason John
--------------------
Jason John, Director










   The accompanying notes are an integral part of these financial statements.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

==============================================================================================================================

                                                                                Cumulative
                                                                                   Amounts
                                                                           From Inception
                                                                               on July 18,
                                                                                  1997  to       Year Ended        Year Ended
                                                                                 March 31,        March 31,         March 31,
                                                                                      2001             2001              2000
------------------------------------------------------------------------------------------------------------ -----------------


EXPENSES
    Office and miscellaneous                                              $         4,345   $            -   $         4,295
    Professional fees                                                              26,019            12,735           11,661
                                                                          ---------------   ---------------  ---------------


LOSS FOR THE PERIOD                                                       $       (30,364)  $       (12,735) $       (15,956)
==============================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                                                            $         (0.03) $         (0.03)
==============================================================================================================================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                       500,000          500,000
==============================================================================================================================









   The accompanying notes are an integral part of these financial statements.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

===============================================================================================================================

                                                                                 Cumulative
                                                                                    Amounts
                                                                            From Inception
                                                                                on July 18,
                                                                                    1997 to       Year Ended        Year Ended
                                                                                  March 31,        March 31,         March 31,
                                                                                       2001             2001              2000
-------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                    $       (30,364)  $       (12,735) $       (15,956)
    Items not affecting cash:
       Stock issued for services                                                        50                -                -
       Expenses paid by related entity on behalf of Company                         24,860             7,281           15,878

    Changes in non-cash operating assets and liabilities
       Increase in accounts payable                                                  5,454             5,454               78
                                                                           ---------------   ---------------  ---------------

    Net cash used in operating activities                                               -                 -                -
                                                                           ---------------   ---------------  --------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used in investing activities                                               -                 -                -
                                                                           ---------------   ---------------  --------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Net cash provided by financing activities                                           -                 -                -
                                                                           ---------------   ---------------  --------------


CHANGE IN CASH POSITION DURING THE PERIOD                                               -                 -                -


CASH POSITION, BEGINNING OF THE PERIOD                                                  -                 -                -
                                                                           ---------------   ---------------  --------------


CASH POSITION, END OF THE PERIOD                                           $            -    $            -   $            -
===============================================================================================================================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                             $            -    $            -   $            -
    Cash paid for interest                                                              -                 -                -
===============================================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING,
  AND FINANCING ACTIVITIES:
    Common shares issued for services                                      $            50   $            -   $            -
    Expenses paid by related entity on behalf of the Company                        24,860             7,281           15,878
===============================================================================================================================







   The accompanying notes are an integral part of these financial statements.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

=============================================================================================================================


                                                                                                     Deficit
                                                    Common Stock                                 Accumulated
                                           --------------------------------       Additional      During the            Total
                                                                                     Paid in     Development    Stockholders'
                                                   Shares           Amount           Capital           Stage           Equity
-----------------------------------------------------------------------------------------------------------------------------


BALANCE, JULY 18, 1997                                 -   $           -    $           -    $           -   $           -

    Capital stock issued for services             500,000              50               -                -               50

    Loss for the period                                -               -                -               (50)            (50)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, MARCH 31, 1998                           500,000              50               -               (50)             -

    Shareholder capital contribution                   -               -               131               -              131

    Loss for the year                                  -               -                -            (1,623)         (1,623)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, MARCH 31, 1999                           500,000              50              131           (1,673)         (1,492)

    Shareholder capital contribution                   -               -            15,878               -           15,878

    Loss for the year                                  -               -                -           (15,956)        (15,956)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, MARCH 31, 2000                           500,000              50           16,009          (17,629)         (1,570)

    Shareholder capital contribution                   -               -             7,281               -            7,281

    Loss for the year                                  -               -                -           (12,735)        (12,735)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, MARCH 31, 2001                           500,000  $           50   $       23,290   $      (30,364) $       (7,024)
=============================================================================================================================









   The accompanying notes are an integral part of these financial statements.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

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

         FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of March 31, 2001.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 1999. In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS 133. The Company does not anticipate that the adoption of these statements will have a significant impact on its financial statements.

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

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

================================================================================


4.       CAPITAL STOCK (cont'd...)


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

5.       INCOME TAXES

         The Company's total deferred tax asset at March 31, 2001 is as follows:

         ====================================================================================================================

                                                                                                       2001             2000
         --------------------------------------------------------------------------------------------------------------------


         Tax benefit of net operating loss carryforward                                    $         4,822   $         3,356
         Valuation allowance                                                                        (4,822)           (3,356)
                                                                                           ---------------   ---------------

                                                                                           $            -    $            -
         ====================================================================================================================

         The Company has a net operating loss carryforward of approximately $30,364, which if not used, will expire between 2019 and 2020. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

================================================================================


6.       RELATED PARTY TRANSACTIONS

         The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the year ended March 31, 2001, the Company accrued $7,024 and paid $5,711 of professional fees and $1,570 of existing accounts payable. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.