Form 10QSB
period 2001-06-30
TRIWEST MANAGEMENT RESOURCES CORP
filed 2001-08-09
CIK 1088204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:           500,000 common shares as at
                                                     June 30, 2001

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                       TRIWEST MANAGEMENT RESOURCES CORP.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Balance Sheets as of
                   June 30, 2001 and March 31, 2001

                   Consolidated Statements of Operations for the periods ended June 30, 2001 and June 30, 2000

                   Consolidated Statements of Cash Flows for the periods ended June 30, 2001 and June 30, 2000

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

         Item 5    Other Information

         Item 6    Exhibits and Reports on Form 8K


         SIGNATURES

                    TRIWEST MANAGEMENT RESOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                  JUNE 30, 2001

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)



===============================================================================================================

                                                                                 June 30,             March 31,
                                                                                     2001                  2001
---------------------------------------------------------------------------------------------------------------

ASSETS                                                                           $   --                $   --
===============================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                     $  8,974              $  7,024
                                                                                 --------              --------


STOCKHOLDERS' EQUITY
    Capital stock (Note 4)
       Authorized
          100,000,000 common shares with a par value of $0.0001

       Issued and outstanding
          March 31, 2001 - 500,000 common shares
          June 30, 2001 - 500,000 common shares                                        50                    50
    Additional paid in capital                                                     28,062                23,290
    Deficit accumulated during the development stage                              (37,086)              (30,364)
                                                                                 --------              --------

                                                                                   (8,974)               (7,024)
                                                                                 --------              --------


Total liabilities and stockholders' equity                                       $   --                $   --
===============================================================================================================




On behalf of the Board:

/s/Jason John
----------------------------
Jason John, Director














   The accompanying notes are an integral part of these financial statements.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)



=================================================================================================================

                                                             Cumulative
                                                                Amounts
                                                         From Inception
                                                            on July 18,           Three Month         Three Month
                                                                1997 to          Period Ended        Period Ended
                                                               June 30,              June 30,            June 30,
                                                                   2001                  2001                2000
-----------------------------------------------------------------------------------------------------------------

EXPENSES
    Office and miscellaneous                                  $   4,345             $    --               $  --
    Professional fees                                            32,741                 6,722                --
                                                              ---------             ---------             -------


LOSS FOR THE PERIOD                                           $  37,086             $   6,722             $  --
=================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                                                    $   (0.01)            $ (0.00)
=================================================================================================================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                         500,000             500,000
=================================================================================================================















   The accompanying notes are an integral part of these financial statements.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)


===================================================================================================================================

                                                                                    Cumulative
                                                                                       Amounts
                                                                                From Inception
                                                                                    on July 18,       Three Month       Three Month
                                                                                        1997 to      Period Ended      Period Ended
                                                                                       June 30,          June 30,          June 30,
                                                                                           2001              2001              2000
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                                $(37,086)         $ (6,722)         $   --
    Items not affecting cash:
       Stock issued for services                                                             50              --                --
       Expenses paid by related entity on behalf of Company                              29,632             4,772             1,570

    Changes in non-cash working capital items
       Increase (decrease) in accounts payable                                            7,404            (1,950)           (1,570)
                                                                                       --------          --------          --------

    Net cash used in operating activities                                                  --                --                --
                                                                                       --------          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used in investing activities                                                  --                --                --
                                                                                       --------          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net cash provided by financing activities                                              --                --                --
                                                                                       --------          --------          --------

CHANGE IN CASH POSITION DURING THE PERIOD                                                  --                --                --

CASH POSITION, BEGINNING OF THE PERIOD                                                     --                --                --
                                                                                       --------          --------          --------

CASH POSITION, END OF THE PERIOD                                                       $   --            $   --            $   --
===================================================================================================================================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                                         $   --            $   --            $   --
    Cash paid for interest                                                             $   --            $   --            $   --
===================================================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING, AND
  FINANCING ACTIVITIES:
    Common shares issued for services                                                  $     50          $   --            $   --
    Expenses paid by related entity on behalf of Company                                 29,632             4,772             1,570
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

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)


===================================================================================================================================

                                                                                                           Deficit
                                                                                                       Accumulated
                                                                                                            During
                                                               Common Stock             Additional             the            Total
                                                          ------------------------         Paid in     Development    Stockholders'
                                                            Shares          Amount         Capital           Stage           Equity
-----------------------------------------------------------------------------------------------------------------------------------


BALANCE, JULY 18, 1997                                        --          $   --          $   --          $   --           $   --

    Capital stock issued for services                      500,000              50            --              --                 50

    Loss for the period                                       --              --              --               (50)             (50)
                                                          --------        --------        --------        --------         --------

BALANCE, MARCH 31, 1998                                    500,000              50            --               (50)            --

    Shareholder capital contribution                          --              --               131            --                131

    Loss for the year                                         --              --              --            (1,623)          (1,623)
                                                          --------        --------        --------        --------         --------

BALANCE, MARCH 31, 1999                                    500,000              50             131          (1,673)          (1,492)

    Shareholder capital contribution                          --              --            15,878            --             15,878

    Loss for the year                                         --              --              --           (15,956)         (15,956)
                                                          --------        --------        --------        --------         --------

BALANCE, MARCH 31, 2000                                    500,000              50          16,009         (17,629)          (1,570)

    Shareholder capital contribution                          --              --             7,281            --              7,281

    Loss for the year                                         --              --              --           (12,735)         (12,735)
                                                          --------        --------        --------        --------         --------

BALANCE, MARCH 31, 2001                                    500,000              50          23,290         (30,364)          (7,024)

    Shareholder capital contribution                          --              --             4,772            --              4,772

    Loss for the period                                       --              --              --            (6,722)          (6,722)
                                                          --------        --------        --------        --------         --------

BALANCE, JUNE 30, 2001                                     500,000        $     50        $ 28,062        $(37,086)        $ (8,974)
===================================================================================================================================








   The accompanying notes are an integral part of these financial statements.

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

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

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2001. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending March 31, 2002.

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

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

================================================================================



3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


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


         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of June 30, 2001.


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

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

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

         Proposed public offering of common stock

         The Company is preparing to commence with a "Blank Check" offering subject to Rule 419 of the Securities Act of 1933, as amended, for 500,000 common shares to be sold at a price of $0.10 per share.

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

TRIWEST MANAGEMENT RESOURCES CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

================================================================================

5.      INCOME TAXES

        The Company's total deferred tax asset is as follows:

        ========================================================================

                                                          June 30,   March 31,
                                                              2001        2001
        -----------------------------------------------------------------------

        Tax benefit of net operating loss carryforward    $  5,890    $  4,822
        Valuation allowance                                 (5,890)     (4,822)
                                                          --------    --------

                                                          $    --     $    --
        ========================================================================

        The Company has a net operating loss carryforward of approximately $37,086, which if not used, will begin to expire in the year 2017. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

6.      RELATED PARTY TRANSACTIONS

        The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three month period ended June 30, 2001, the Company incurred $6,722 in professional fees. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended June 30, 2001. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

                                TRIWEST MANAGEMENT RESOURCES CORP.


Dated:  August 8, 2001          Per:   /s/ Jason John
                                       -----------------------------------------
                                       Jason John, President and Director